Form 10-K
period 2014-03-31
Nissan Auto Receivables 2013-A Owner Trust
filed 2014-06-27
CIK 1564053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

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

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

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

Date:     June 27, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of NARC II (incorporated by reference to Exhibit 3.1 of Form 10-K, dated June 28, 2013, and filed with the SEC on June 28, 2013, File No. 333-183569-01)

3.2	Bylaws of NARC II (incorporated by reference to Exhibit 3.2 of Form 10-K, dated June 28, 2013, and filed with the SEC on June 28, 2013, File No. 333-183569-01)
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